Form 10-Q
period 2013-09-30
UPOD INC
filed 2013-11-19
CIK 1558917

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

                                UPOD, INC.
           (Exact name of registrant as specified in its charter)

            Delaware                             46-1873883
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)


                               ADD ADDRESS


            (Address of principal executive offices)  (zip code)

                              416-729-8787
          (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           November 1, 2013

Common Stock, par value $0.0001               2,600,000

Documents incorporated by reference:            None

______________________________________________________________________
                      FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2013 (unaudited)
and December 31, 2012                                             1

Consensed Statements of Operations for the Three and Nine
Months Ended September 30, 2013 and the Period from July 23,
2012 (Inception) to September 30, 2013 (unaudited)                2

Condensed Statements of Cash Flows for the Nine Months
Ended September 30, 2012 and the Period from July 23,
2012 (Inception) to September 30, 2013 (unaudited)                3

Notes to Financial Statements (unaudited)                        4-6

______________________________________________________________________
                                 UPOD, INC.
             (FORMERLY KNOWN AS SIDEGATE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED BALANCE SHEETS

 ASSETS
                                              September 30,2013   December 31, 2012
                                              -----------------   -----------------
                                                   (unaudited)
 Current Assets
    Cash                                      $          260       $        2,000
                                              -----------------   -----------------
            Total asset                       $          260       $        2,000
                                              =================   =================

 LIABILITIES AND SHAREHOLDERS' EQUITY

     Current Liabilities                      $            -       $          350
                                              -----------------   -----------------
 Total Liabilities                                         -                  350
                                              -----------------   -----------------

  Stockholders' Equity
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding                                  -                -

    Common stock, $0.0001 par value, 100,000,000
    shares authorized; 2,600,000 and 20,000,000
    shares issued and outstanding as of
    September 30, 2013 and December 31, 2012,
    respectively                                         260                2,000

    Additional paid-in capital                        42,605                1,007

    Accumulated deficit                              (42,605)              (1,357)
                                              -----------------   -----------------
  Total Stockholders' Equity                             260                1,650
                                              -----------------   -----------------

  Total Liabilities and Stockholders'
        Equity                                 $         260       $        2,000
                                              =================   =================


The accompanying notes are an integral part of these condensed financial statements.

______________________________________________________________________
                                 UPOD, INC.
             (FORMERLY KNOWN AS SIDEGATE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                      For the
                                                                    period from
                                   For the three    For the nine   July 23, 2012
                                    months ended    months ended   (Inception) to
                                    September 30,   September 30,   September 30,
                                         2013           2013             2013
                                   -------------    ------------   ---------------
    Revenue                         $          -     $         -    $           -

    Operating expenses                    40,448          41,248           42,605
    Income tax                                 -               -                -
                                    -------------   -------------   ---------------
    Net loss                        $    (40,448)    $   (41,248)   $     (42,605)
                                    =============   =============   ===============
    Loss per share -
        basic and diluted           $      (0.02)    $     (0.02)
                                    =============   =============

    Weighted average shares-
        basic and diluted               2,600,000       2,600,000
                                    -------------   -------------




The accompanying notes are an integral part of these condensed financial statements.

______________________________________________________________________
                                 UPOD, INC.
             (FORMERLY KNOWN AS SIDEGATE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                      For the
                                                                    period from
                                                    For the nine   July 23, 2012
                                                    months ended   (Inception) to
                                                    September 30,   September 30,
                                                        2013             2013
                                                    -------------   -------------
 OPERATING ACTIVITIES

   Net loss                                          $   (41,248)    $    (42,605)
                                                     -------------   -------------
   ChangeS in operating assets and liabilities

      Accrued liabilities                                   (350)               -
                                                      ------------    ------------
      Net cash used in operating activities              (41,598)         (42,605)
                                                      ------------    ------------
 FINANCING ACTIVITIES

   Proceeds from issuance of common stock                    250            2,250
   Redemption of common stock                             (1,990)          (1,990)
   Proceeds from stockholders' additionl
     paid-in capital                                      41,598           42,605
                                                      ------------    ------------
        Net cash provided by financing activities         39,858           42,865
                                                      ------------    ------------
   Net increase (decrease) in cash                        (1,740)             260

   Cash, beginning of period                               2,000                -
                                                      ------------    ------------
   Cash, end of period                                 $     260       $      260
                                                       ================


The accompanying notes are an integral part of these condensed financial statements.

______________________________________________________________________
                                 UPOD, INC.
             (FORMERLY KNOWN AS SIDEGATE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

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

On September 27, 2013, UPOD, Inc. (formerly Sidegate Acquisition
Corporation) (the "Company") issued 2,500,000 shares of its common stock at par representing 96% of the total outstanding 2,600,000 shares of common stock.

On September 27, 2013, the Company redeemed an aggregate of 19,900,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,990.

On September 27, 2013, Nicholas Agar was named as the President and Directors of the Company.

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

                                     4
______________________________________________________________________
                                 UPOD, INC.
             (FORMERLY KNOWN AS SIDEGATE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of September 30, 2013.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2013, there are no outstanding dilutive securities.

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

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.
                                     5
______________________________________________________________________
                                 UPOD, INC.
             (FORMERLY KNOWN AS SIDEGATE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $42,605 as of September 30, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

 Not Adopted

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

NOTE 4   STOCKHOLDER'S EQUITY

In July, 2012, the Company issued 20,000,000 common shares to two directors and officers for an aggregated amount of $2,000 in cash. On September 27, 2013, UPOD, Inc. (formerly Sidegate Acquisition Corporation) (the "Company") issued 2,500,000 shares of its common stock at par representing 96% of the total outstanding 2,600,000 shares of common stock.

On September 27, 2013, the Company redeemed an aggregate of 19,900,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,990.

                                6
______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


      UPOD, Inc. (formerly Sidegate Acquisition Corporation) ("UPOD" or the "Company") was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On September 26, 2013 UPOD, Inc. changed its name

      Since inception UPOD has been in the developmental stage and its operations to date have been limited to issuing shares of common stock to its shareholders and filing a registration statement on Form
10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

      On September 27, 2013, the following events occurred which resulted in a change of control of the Registrant:

      The Company redeemed an aggregate of 19,900,000 of the then
      20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,990.

      The then current officers and directors resigned and Nicholas Agar was appointed to serve as director and president.

      UPOD Inc. issued 2,500,000 shares of its common stock pursuant to
      Section 4(2) of the Securities Act of 1933 at par representing 96% of the total outstanding 2.600,000 shares of common stock to Nicholas Agar.

     With the issuance of the 2,500,000 shares of stock and the redemption of 19,900,000 shares of stock (discussed below), the Company effected a change in its control and the new majority shareholder(s) elected new management of the Company. The Company may develop its business plan by future acquisitions or mergers but no agreements have been reached regarding any acquisition or other business combination. The Company changed its name as part of the change in control. If the Company makes any acquisitions, mergers or other business combination, the Company will file a Form 8-K but until such time the Company remains a shell company.

    The Company is designed to develop by merger and/or acquisition or by development of its business plan currently developed multiple logic based non-correlated automated systems to identify opportunities to effect and execute transactions in the foreign exchange market utilizing definitive indicators and mathematical computations to maximize the optimal time for automatic implementation of an order. The Company has developed a combination of non-correlated systems to use different models for any type of market with a continuous screening of market conditions and volatility. The Company anticipates that it will profit from the sale of the software to third parties and be reimbursed a portion of the commission charge from each transaction executed utilizing the software.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     The Company has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets.

     As of September 30, 2013, the Company has not generated revenues and has no income or cash flows from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with Sidegate. Management will pay all expenses incurred by the Company until a change in control is effected, without expectation of repayment.

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

Changes in Internal Controls

      Although the Company had a change in control, there was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued 22,500,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000 as folllows:

     On July 31, 2012, the COmpany issued the following shares of its common stock:

Name               Number of Shares         Consideration

Tiber Creek Corporation    10,000,000          $1,000
MB Americus LLC            10,000,000          $1,000

On September 26, 2013 an aggregate of 19,900,000 shares was proportionatelly redeemed from the shareholders.

On September 26, 2013, the Company issued 2,500,000 shares to
Nicholas Agar at par for $250.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On September 26, 2013, the then shareholders of the Company voted unaminously to change the name of the Company to UPOD, Inc.


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

                            UPOD, INC.

                            By:   /s/ Nicholas Agar
                                  President, Chief Financial Officer

Dated:   November 19, 2013