Form 10-K
period 2013-12-31
UPOD INC
filed 2014-04-10
CIK 1558917

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2013


[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to

                   Commission file number 000-54829

                               UPOD, INC.
           (Exact name of registrant as specified in its charter)

                     SIDEGATE ACQUISITION CORPORATION
          (Former Name of Registrant as Specified in its Charter)

            Delaware                           46-1873883
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)


                             1110 Brickell Avenue
                                   Suite 430
                             Miami, Florida 33131
           (Address of principal executive offices)  (zip code)


Registrant's telephone number, including area code:   305-728-2006

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

						[ X ] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (Section 232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the reistrant was required to submit and post such files).

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

							    $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       Class                                  Outstanding at
                                               April 1, 2014

Common Stock, par value $0.0001                 2,600,000
Documents incorporated by reference:            None


                               PART I

Item 1.  Business


      UPOD, Inc. (formerly Sidegate Acquisition Corporation)
("UPOD" or the "Company") was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception.

     In addition to a change in control of its management and shareholders, the Company's operations to date have been limited to issuing shares and filing a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934
(the "Exchange Act") and Rule 12(g) thereof which became automatically effective 60 days thereafter.

    The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

     Change in Control:

    On September 27, 2013, the following events occurred which resulted in a change of control of the Company:

    The Company redeemed an aggregate of 19,900,000 of the then
20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,990.

    James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned such directorships and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 50,000 shares of the Company's common stock.

     Nicholas Agar was named as the sole director of the Company and serves as its President.

     On September 27, 2013 the Company issued 2,500,000 shares of its common stock at par representing 96% of the then total outstanding 20,500,000 shares of common stock.

     The Company has no employees and only one director who also serves as the Company's sole officer.

     The Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

CURRENT ACTIVITIES

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

     If and when the Company chooses to enter into a business combination with a private company or another, it will likely file a registration statement after such business combination is effected.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. The Company may wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     As of December 31, 2013, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2013, the Company had sustained a net loss of $41,248 and had an accumulated deficit of $42,605.

     The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for a business combination that would provide a basis of possible operations.

     Tiber Creek Corporation paid, without expectation of repayment, all expenses incurred by the Company until the change in control at which time new management of the Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

      There is no assurance that the Company will ever be profitable.

Item 2.  Properties

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of its president at no cost to the Company.

Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against the Company.


Item 4.  Mine Safety Disclosures.

      Not applicable.

                              PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      There is currently no public market for the Company's securities.

     Once and if a business combination is effected, the Company may wish to cause the Company's common stock to trade in one or more United States securities markets. The Company anticipates that it will take the steps required for such admission to quotation following the business combination or at some later time.

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

     Since inception, the Company has sold securities which were not registered as follows:

                                            NUMBER OF
DATE                     NAME               SHARES       CONSIDERATION

July 30, 2012	   Tiber Creek Corporation     10,000,000    $1,000
		                        (9,950,000 redeemed 1/24/2014)

July 30, 2012      MB Americus LLC            10,000,000      $1,000
                                        (9,950,000 redeemed 1/24/2014)

September 27,
   2013            Nicholas Agar              2,500,000        $ 250



Item 6.  Selected Financial Data.

	There is no selected financial data required to be filed for a smaller reporting company.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   the Company has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to achieve a business combination with a target company.

     As of December 31, 2013, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2013, the Company had sustained a net loss of $41,248 and had an accumulated deficit of $42,605.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

     Tiber Creek Corporation paid, without expectation of repayment, all expenses incurred by the Company until the change in control at which time new management of the Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

     The Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

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

   A likely target company with which the Company may effect a business combination is one seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

    In analyzing prospective a business combination, the Company may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

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

2013 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Delaware state fees and incorporation and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

     As of December 31, 2013, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2013, the Company had sustained a net loss of $41,248 and had an accumulated deficit of $42,605.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2013 are attached hereto.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There were no disagreements with the Company's accountants on accounting or financial disclosure for the period covered by this report.

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

     There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal executive officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the current day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

     The independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

     There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

     Not applicable.

                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The Directors and Officers of the Company are as follows:

      Name                      Positions and Offices Held
     -----------------               -----------
     Nicholas Agar              President, Director
     Jireh Wong                 Director

Management of the Company

     The Company has no full time employees.

    On September 27, 2013 James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned as directors and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 50,000 shares of the Company's common stock.

    On September 27, 2013 Nicholas Agar was named as the sole director of the Company and appointed its President. On March 19, 2014, Jireh Wong was named an additional director of the Company and its Vice President.

    Nicholas Agar serves as the director and president of the Company.
Mr. Agar received his Bachelor of Arts degree from the University of Western Ontario in 1999 and his Applied Information Technology Business Administration Degree from the Dalhousie University and the Information Technology Institute in 2001. Mr. Agar has served as a strategic consultant since 2008 in the international finance field working with Monexo in Dusseldorf, Germany, the Swiss Investment Fund in Malta, and the Pacific Allegiance Capital LLC in Nevis.

   Jireh Wong serves as a director of the Company and also Vice President of Strategic Development. He has over 15 years experience in finance. Since 1998, Mr. Wong has been employed by DBRS Ltd., a full-service rating agency, in various capacities ranging from credit analyst in structured finance and securitizations, to manager of IT and systems development, to sales and business development. As a credit analyst, Mr. Wong was responsible for the development of quantitative simulation models used in the analysis of complex portfolio default and loss behavior. In his current capacity, Mr. Wong is head of Corporate Business Development and is responsible for corporate ratings origination and sales and marketing. In 1994, Mr. Wong received a Bachelor of Applied Science degree in Electrical Engineering, from the University of Toronto a field in which he worked prior to his career in finance.


Conflicts of Interest

    There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

     Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has only three shareholders, one of whom also serves as the director and key executive officer. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officer and director may recommend that such a code be adopted.

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

      Because there are only three shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11.  Executive Compensation

     The Company's officers and directors do not receive any compensation for services rendered to the Company, nor has any former officer or director received any compensation in the past. The officers and directors are not accruing any compensation pursuant to any agreement with the Company.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     The Company does not have a compensation committee for the same reasons as described above.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2013, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company's common stock. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address              Amount of Beneficial     Percent of
of Beneficial Owner               Ownership          Outstanding Stock(1)

James Cassidy (2)                    50,000                 2%
215 Apolena Avenue
Newport Beach, CA 92662

James McKillop (3)                   50,000                 2%
9454 Wilshire Boulevard
Beverly Hills, California 90212

Nicholas Agar			     2,500,000		    96%
1110 Brickell Avenue
Suite 430
Miami, Florida 33131

All Executive Officers and           2,500,000
Directors as a Group (1 Person)

     (1)  Based on 2,600,000 shares outstanding.
     (2)  As the sole director and shareholder of Tiber Creek
Corporation may be deemed to be the beneficial owner of the shares owned by it.
     (3)  As the sole director and shareholder of MB Americus
LLC may be deemed to be the beneficial owner of the shares owned by it.

Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

   Nicholas Agar is the majority shareholder of the Company and also serves as its president and one of its two directors.

    As the organizers and developers of Sidegate Acquisition
Corporation the predecessor name to the Company, James Cassidy and James McKillop may be considered promoters. Mr. Cassidy provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing its registration statement of Form 10. Tiber Creek Corporation, a company of which Mr. Cassidy is the sole director, officer and shareholder, paid all expenses incurred by the Company until January 24, 2014 the date of the change in control, without repayment.

    The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely Mr. Hauge would not be considered an independent director if it were to do so.


Item 14.  Principal Accounting Fees and Services.

    The Company has no activities, no income and no expenses except for independent audit and incorporation and Delaware state fees. The Company's current and former president donated their time in preparation and filing of all state and federal required taxes and reports.


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

                         December 31, 2012      December 31, 2013
	                 -----------------      -----------------

Audit-Related Fees          $ 750 		    $ 750

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

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                  1

Balance Sheet as of December 31, 2013 and December 31, 2012              2

Statement of Operations for December 31, 2013 and for the period
   from July 23, 2012 (Inceeption) to December 31, 2013                  3

Statement of Changes in Stockholders Equity for the period
   from July 23, 2012 (Inception) to December 31, 2013                   4

Statement of Cash Flows for the year ended December 31, 2013 and for the period from July 23, 2012 (Inceeption) to
   December 31, 2013                    				 5

Notes to Financial Statements

------------------------------------------------------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ANTON &                                    CERTIFIED PUBLIC ACCOUNTANTS
CHIA

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
UPOD Inc. (a development stage company)

We have audited the accompanying balance sheets of UPOD Inc. (the "Company") (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity and cash flows for December 31, 2013 and for the period from July 23, 2012 (Inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and December 31, 2012 and the results of its operations and its cash flows for the year ended December 31, 2013 and from July 23, 2012 (Inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Anton & Chia LLP
Newport Beach, CA
April 10, 2014

--------------------------------------------------------







                                UPOD, INC.
            (FORMERLY KNOWN AS SIDEGATE ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEETS

              ASSETS

                                          December 31,    December 31,
                                              2013          2012
                                          -----------     -----------
  Current assets
    Cash                                   $      260      $   2,000
                                           -----------     -----------
                Total assets               $      260      $   2,000
                                           ===========     ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities                      $       -       $     350
                                           -----------     -----------
                Total liabilities                  -             350
                                           -----------     -----------

  Stockholders' equity
      Preferred stock, $0.0001 par value,
      20,000,000 shares authorized; none
      issued and outstanding

      Common Stock; $0.0001 par value,
      100,000,000 shares authorized;
      2,600,000 and 20,000,000 shares
      issued and outstanding, respectively         260          2,000

      Additional paid-in capital                42,605          1,007

      Deficit accumulated during development
        stage                                  (42,605)        (1,357)
                                            -----------     -----------
                Total stockholders' equity         260          1,650

                Total liabilities and
                   stockholders' equity     $      260      $   2,000
                                            ===========     ===========



      The accompanying notes are an integral part of these financial statements

-------------------------------------------------------


                                UPOD, INC.
            (FORMERLY KNOWN AS SIDEGATE ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS

                                                         For the period from
                                                           July 23, 2012
                                     For the year ended    (Inception) to
                                     December 31, 2013    December 31, 2013

                                     -----------------    -----------------
  Operating expenses                  $       41,248       $      42,605

  Operating loss                             (41,248)            (42,605)
                                      ================     ================

Loss before income tax                       (41,248)            (42,605)

Income tax                                         -                   -
                                     -----------------    -----------------

Net loss                              $       (41,248)     $       (42,605)
                                      ================     ================

Loss per share - basic and diluted    $         (0.00)     $         (0.00)
                                      ================     ================

Weighted average shares-
        basic and diluted                   15,544,658           20,000,000
                                     -----------------    -----------------

      The accompanying notes are an integral part of these financial statements

-------------------------------------------------------

                                UPOD, INC.
            (FORMERLY KNOWN AS SIDEGATE ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                     Deficit
                                                                     Accumulated
                               Common Stock            Additional    During the     Total
                            -----------------------    paid-in       Development    Stockholders'
                            Shares        Amount       Capital       Stage          Equity
                            -----------   ---------    ----------    ----------     ----------

Balance, July 23,
  2012 (Inception)                  -      $     -      $     -       $      -       $       -

Issuance of Common Stock     20,000,000       2,000           -              -             2,000

Additional paid-in capital          -             -         1,007             -            1,007

Net loss                            -             -            -          (1,357)         (1,357)
                            -----------     --------    ----------     ----------     ----------
                             20,000,000     $  2,000    $    1,007     $  (1,357)      $   1,650
                            ===========     ========    ==========     ==========     ==========

Share redemption            (19,900,000)      (1,990)           -              -          (1,990)

Shares issued for cash        2,500,000          250            -              -             250

Additional paid-in capital          -             -         41,598             -          41,598

Net loss                            -             -              -        (41,248)      (41,248)
                            -----------     ----------    ----------     ----------     ----------
Balance, December 31, 2013    2,600,000      $   260      $  42,605     $ (42,605)      $    260
                            -----------     ----------    ----------     ----------     ----------


      The accompanying notes are an integral part of these financial statements

-------------------------------------------------------

                                UPOD, INC.
            (FORMERLY KNOWN AS SIDEGATE ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS

                                                         For the period from
                                                           July 23, 2012
                                     For the year ended    (Inception) to
                                     December 31, 2013    December 31, 2013

                                     -----------------    -----------------
OPERATING ACTIVITIES

   Changes in Operating Assets
     and Liabilities

   Net loss                           $      (41,248)       $     (42,605)

   Changes in Operating Assets
      and Liabilities

        Accrued liabilities                     (350)                   -
                                     -----------------    -----------------

        Net cash used in
         operating activities                 (41,598)             (42,605)
                                     -----------------    -----------------

FINANCING ACTIVITIES
    Proceeds from issuance of
      common stock                                250                2,250

    Redemption of common stock                 (1,990)              (1,990)

    Proceeds from stockholders'
       additional contribution                 41,598               42,605
                                     -----------------    -----------------
          Net cash provided by
            financing activities               39,858               42,865
                                     -----------------    -----------------

    Net (decrease) increase in cash            (1,740)                 260

    Cash, beginning of period                   2,000                    -
                                     -----------------    -----------------
    Cash, end of period               $           260     $            260
                                     -----------------    -----------------

      The accompanying notes are an integral part of these financial statements

-------------------------------------------------------
                                UPOD, INC.
           (FORMERLY KNOWN AS SIDEGATE ACQUISITION CORPORATION)
                    (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2013 and 2012.

--------------------------------------------------------


                                UPOD, INC.
           (FORMERLY KNOWN AS SIDEGATE ACQUISITION CORPORATION)
                    (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS



CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of December 31, 2013 and 2012.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2013 and 2012, there were no deferred taxes.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2013 and 2012, there are no outstanding dilutive securities.

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

--------------------------------------------------------


                                UPOD, INC.
           (FORMERLY KNOWN AS SIDEGATE ACQUISITION CORPORATION)
                    (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The Company is in the development stage and has no revenues or profits since its inception on July 23, 2012. The Company has sustained operating losses since inception. It has an accumulated deficit of $42,605 as of December 31, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 4   STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2013, 2,600,000 shares of common stock and no preferred stock were issued and outstanding.

On July 31, 2012, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash.

As of December 31, 2013, the stockholders made a capital contribution in the amount totalling $42,605 to pay the operating expense incurred by the Company.

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

----------------------------------------------


                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             UPOD, INC.
                             Formerly Sidegate Acquisition COrporation


                              By:   /s/ Nicholas Agar
                                        Principal Executive Officer

Dated: April 10, 2014


                              By:   /s/ Nicholas Agar
                                        Principal financial officer

Dated: April 10, 2014


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                             OFFICE              DATE

/s/ Nicholas Agar               Director          April 10, 2013


/s/ Jireh Wong 		 	Director	  April 10, 2013