Form 10-Q
period 2014-03-31
UPOD INC
filed 2014-05-20
CIK 1558917

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2014

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

                                305-728-2006
          (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           March 31, 2014

Common Stock, par value $0.0001               2,600,000

Documents incorporated by reference:            None

______________________________________________________________________
                      FINANCIAL STATEMENTS

Balance Sheet as of December 31, 2013 and March 31, 2014         2

Statements of Operations for the Three Months
Ended March 31, 2014 and for the Period from July 23, 2012
(Inception) to March 31, 2014 (unaudited)                       2

Statements of Cash Flows for the Three Months
Ended March 31, 2014 and for the Period from July 23, 2012
(Inception) to March 31, 2014 (unaudited)                       3

Statement of Changes in Stockholders' Equity          4

Notes to condensed Financial Statements (unaudited)             5-8

______________________________________________________________________


                                UPOD, INC.
            (FORMERLY KNOWN AS SIDEGATE ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED BALANCE SHEETS

              ASSETS
                                        (UNAUDITED)
                                          March 31,       December 31,
                                              2014          2013
                                          -----------     -----------
  Current assets
    Cash                                   $      260      $     260
                                           -----------     -----------
                Total assets               $      260      $     260
                                           ===========     ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities                      $       -       $       -
                                           -----------     -----------
                Total liabilities                  -               -
                                           -----------     -----------

  Stockholders' equity
      Preferred stock, $0.0001 par value,
      20,000,000 shares authorized; none
      issued and outstanding

      Common Stock; $0.0001 par value,
      100,000,000 shares authorized;
      2,600,000 and 20,000,000 shares
      issued and outstanding, respectively         260            260

      Additional paid-in capital                42,605         42,605

      Deficit accumulated during development
        stage                                  (42,605)       (42,605)
                                            -----------     -----------
                Total stockholders' equity         260            260

                Total liabilities and
                   stockholders' equity     $      260      $     260
                                            ===========     ===========



      The accompanying notes are an integral part of these unaudited condensed financial statements

-------------------------------------------------------


                                UPOD, INC.
            (FORMERLY KNOWN AS SIDEGATE ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                               For the
                                                               period from
                             For the three    for the three    July 23, 2012
                             months ended     months ended     (Inception) to
                             March 31, 2014   March 31, 2013   March 31, 2014
                             --------------   --------------   --------------
  Operating expenses          $        0       $      800       $    42,605

  Operating loss                       0             (800)          (42,605)
                              =============    ==============   =============

Loss before income tax                 0             (800)          (42,605)

Income tax                             -                -                 -
                              -------------     -------------   --------------

Net loss                      $        0       $     (800)       $   (42,605)
                              =============    ==============   =============

Loss per share -
   basic and diluted          $     (0.00)     $     (0.00)
                              =============    ==============

Weighted average shares-
        basic and diluted        15,544,658       20,000,000
                              -------------     -------------

      The accompanying notes are an integral part of these unaudited condensed financial statements

______________________________________________________________________
                                UPOD, INC.
            (FORMERLY KNOWN AS SIDEGATE ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                  For the
                                                                  period from
                                 For the three   For the three    July 23, 2012
                                 months ended    months ended     (Inception) to
                                 March 31, 2014  March 31, 2013   March 31, 2014
                                 -------------   --------------   --------------
OPERATING ACTIVITIES

   Changes in Operating Assets
     and Liabilities

   Net loss                        $      0       $   (800)        $  (42,605)

   Changes in Operating Assets
      and Liabilities

        Accrued liabilities                0           (350)               -
                                 -------------   --------------   --------------

        Net cash used in
         operating activities              0          (1,150)         (42,605)
                                 -------------   --------------   --------------
FINANCING ACTIVITIES
    Proceeds from issuance of
      common stock                         0              -             2,250

    Redemption of common stock             0              -            (1,990)

    Proceeds from stockholders'
       additional contribution             0            1,150          42,605
                                 -------------   --------------   --------------
          Net cash provided by
            financing activities           0            1,150          42,865
                                 -------------   --------------   --------------

    Net increase in cash                   0               -              260

    Cash, beginning of period            260            2,000               -
                                 -------------   --------------   --------------
    Cash, end of period          $       260     $      2,000     $       260
                                 -------------   --------------   --------------

      The accompanying notes are an integral part of these unaudited condensed financial statements.

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

On September 27, 2013, Nicholas Agar was named as the President and Directors of the Company. On September

On September 27, 2013, UPOD, Inc. (formerly Sidegate Acquisition
Corporation) (the "Company") issued 2,500,000 shares of its common stock at par for $250 representing 96% of the total outstanding
2,600,000 shares of common stock.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $42,605 as of March 31, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

On September27, 2013, the Company issued 2,500,000 shares of its common stock to Nicolas Agar at par for $250.

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

	The Company has sustained a net loss of $0 and had an accumulated deficit of $42,605 as of March 31, 2014.

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

     As of March 31, 2014, the Company has not generated revenues and has no income or cash flows from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued 22,500,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 as folllows:

     On July 31, 2012, the COmpany issued the following shares of its common stock:

Name               Number of Shares         Consideration

Tiber Creek Corporation    10,000,000          $1,000
MB Americus LLC            10,000,000          $1,000

On September 26, 2013 an aggregate of 19,900,000 shares was proportionately redeemed from the shareholders.

On September 26, 2013, the Company issued 2,500,000 shares to
Nicholas Agar at par for $250.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to vote of the securityholders for the quarter covered by this Report.

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

Dated:   May 20, 2014