Form 10-Q
period 2014-06-30
UPOD INC
filed 2014-08-14
CIK 1558917

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           June 30, 2014

Common Stock, par value $0.0001               2,600,000

Documents incorporated by reference:            None

______________________________________________________________________
                      FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2013 and June 30, 2014         2

Statements of Operations for the Three and Six Months
Ended June 30, 2014 and for the Period from July 23, 2012
(Inception) to June 30, 2014 and 2013 (unaudited)                3

Statements of Cash Flows for the Six Months
Ended June 30, 2014 and 2013 and for the Period from July 23,
2012 (Inception) to June 30, 2014 (unaudited)                    4

Notes to Condensed Financial Statements (unaudited)             5-7

______________________________________________________________________


                                UPOD, INC.
            (FORMERLY KNOWN AS SIDEGATE ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED BALANCE SHEETS

              ASSETS

                                   June 30,   December 31,
                                    2014         2013
                                   --------   ----------
  Current assets
    Cash                          $    260    $    260
                                  --------    --------
           Total assets           $    260    $    260
                                  =========   ========


           LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities             $     -     $       -
                                  --------    ---------
            Total liabilities     $     -     $       -
                                  --------    ---------


  Stockholders' equity
      Preferred stock, $0.0001 par value,
      20,000,000 shares authorized; none
      issued and outstanding

      Common Stock; $0.0001 par value,
      100,000,000 shares authorized;
      2,600,000 shares issued and
      outstanding                       260         260

      Additional paid-in capital     43,853       42,605

      Deficit accumulated
        during development stage    (43,853)     (42,605)
                                    --------     ---------
           Total stockholders'
               equity                   260          260

           Total liabilities and
              stockholders' equity  $  260        $  260
                                    =========     ========



      The accompanying notes are an integral part of these unaudited condensed financial statements

-------------------------------------------------------


                                UPOD, INC.
            (FORMERLY KNOWN AS SIDEGATE ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                   For the
                        Three      Three      Six       Six       period from
                        Months     Months     Months    Months    July 23,
                        ended      ended      ended     ended     (Inception)
                        June 30,   June 30,   June 30,  June 30,  to December 31,
                        2014       2013       2014      2013      2013
                        ---------------------------------------------------------
  Operating expenses      1,248         -       1,248      800         1,357
                        ---------------------------------------------------------
  Operating loss        $(1,248)   $    -     $(1,248)   $(800)    $  (1,357)
                        =========================================================

Income Before
   Income Taxes           (1,248)       -      (1,248)    (800)       (1,357)

Income tax                     -        -           -        -            -
                        ---------------------------------------------------------
Net loss                 $(1,248)   $    -     $(1,248)   $(800)     $ (1,357)
                        =========================================================
Loss per share -
   basic and diluted     $ (0.00)   $    -     $(0.00)    $(0.00)     $  (0.00)
                        =========================================================

Weighted average shares-
      basic and diluted 15,544,658  20,000,000  15,544,658 20,000,000  15,544,658
                        =========================================================

      The accompanying notes are an integral part of these unaudited condensed financial statements

______________________________________________________________________
                                UPOD, INC.
            (FORMERLY KNOWN AS SIDEGATE ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                  For the
                                                                  period from
                                 For the six    For the six      July 23, 2012
                                 months ended    months ended    (Inception) to
                                 June 30, 2014  June 30, 2013    June 30, 2014
                                 -------------   --------------   --------------
OPERATING ACTIVITIES

   Changes in Operating Assets
     and Liabilities

   Net loss                       $   (1,248)      $   (800)        $  (42,605)

   Changes in Operating Assets
      and Liabilities

        Accrued liabilities                -           (350)               -
                                 -------------   --------------   --------------

        Net cash used in
         operating activities         (1,248)        (1,150)          (42,605)
                                 -------------   --------------   --------------
FINANCING ACTIVITIES
    Proceeds from issuance of
      common stock                         -              -             2,250

    Redemption of common stock             -              -            (1,990)

    Proceeds from stockholders'
       additional contribution         1,248            1,150          42,865
                                 -------------   --------------   --------------
          Net cash provided by
            financing activities       1,248            1,150          42,865
                                 -------------   --------------   --------------

    Net increase in cash                  -               -               260

    Cash, beginning of period            260            2,000               -
                                 -------------   --------------   --------------
    Cash, end of period          $       260     $      2,000     $        260
                                 -------------   --------------   --------------

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

On September 27, 2013, Nicholas Agar was named as the President and Director of the Company.

On September 27, 2013, UPOD, Inc. (formerly Sidegate Acquisition
Corporation) (the "Company") issued 2,500,000 shares of its common stock at par for $250 representing 96% of the total outstanding
2,600,000 shares of common stock.

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $43,853 as of June 30, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These unaudited condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a business entity for the combination of that target company with the Company.

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

 Not Adopted

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted.

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

	The Company has sustained a net loss of $1,248 and had an accumulated deficit of $43,853 as of June 30, 2014.

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

     As of June 30, 2014, the Company has not generated revenues and has no income or cash flows from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company.

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

Dated:   August 14, 2014