Form 10-Q
period 2014-09-30
UPOD INC
filed 2015-04-20
CIK 1558917

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           September 30, 2014

Common Stock, par value $0.0001               31,900,000

Documents incorporated by reference:            None

______________________________________________________________________
                      FINANCIAL STATEMENTS

Condensed Financial Statements                                  1-3
Notes to Condensed Financial Statements (unaudited)             4-6

______________________________________________________________________


                                UPOD, INC.
            (FORMERLY KNOWN AS SIDEGATE ACQUISITION CORPORATION)
                           CONDENSED BALANCE SHEETS

              ASSETS

                                 September 30,   December 31,
                                    2014         2013
                                 (unaudited)
                                   --------      ----------
  Current assets
    Cash                           $ 166,957    $    260
                                   ---------    --------
           Total assets            $ 166,957    $    260
                                   =========   ========


           LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities              $     -     $       -
                                   --------    ---------
            Total liabilities      $     -     $       -
                                   --------    ---------


  Stockholders' equity
      Preferred stock, $0.0001 par value,
      20,000,000 shares authorized; none
      issued and outstanding

      Common Stock; $0.0001 par value,
      100,000,000 shares authorized;
      31,900,000 and 2,600,000 shares
      issued and outstanding,
      respectively                       3,190          260

      Additional paid-in capital       234,673       42,605

      Accumulated deficit              (70,906)     (42,605)
                                       --------     ---------
           Total stockholders'
               equity                  166,957          260

           Total liabilities and
              stockholders' equity   $ 166,957     $    260
                                     =========     ========



      The accompanying notes are an integral part of these unaudited condensed financial statements

-------------------------------------------------------


                                UPOD, INC.
            (FORMERLY KNOWN AS SIDEGATE ACQUISITION CORPORATION)
                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                        Three          Three        Nine        Nine
                        Months         Months       Months      Months
                        ended          ended        ended       Ended
                        Sept 30,       Sept 30,     June 30,    Sept.30
                        2014           2013         2014        2014
                        --------------------------------------------------
  Operating expenses       27,053         40,448       28,301      41,248
                        --------------------------------------------------
  Operating loss         $(27,053)      $(40,448)    $(28,301)   $(41,248)
                        ===================================================

Income Before
   Income Taxes            (27,053)       (40,448)     (28,301)   (41.248)

Income tax                     -        -           -        -          -
                        ---------------------------------------------------
Net loss                 $(27,053)      $(40,448)    $(28,301)   $(41,248)
                        ===================================================
Loss per share -
   basic and diluted     $ (0.00)       $ (0.02)     $(0.00)     $(0.03)
                        ===================================================

Weighted average shares-
    basic and diluted    31,346,739     2,600,000    12,287,546   2,600,000
                        =========================================================

      The accompanying notes are an integral part of these unaudited condensed financial statements

______________________________________________________________________
                                UPOD, INC.
            (FORMERLY KNOWN AS SIDEGATE ACQUISITION CORPORATION)
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS



                                 For the nine    For the nine
                                 months ended    months ended
                                 Sept 30, 2014   Sept 30, 2013
                                 -------------   --------------
OPERATING ACTIVITIES

   Changes in Operating Assets
     and Liabilities

   Net loss                       $  (28,310)      $   (41,248)

   Changes in Operating Assets
      and Liabilities

        Accrued liabilities                -              (350)
                                 -------------   --------------

        Net cash (used in)
         operating activities         (28,301)          (41,598)
                                 -------------   --------------
FINANCING ACTIVITIES
    Proceeds from issuance of
      common stock                    193,750              3250

    Redemption of common stock             -             (1,990)

    Proceeds from stockholders'
       additional contribution         1,248             41,598
                                 -------------   --------------
          Net cash provided by
            financing activities     194,998             39,858
                                 -------------   --------------

    Net increase in cash             166,697             (1,740)

    Cash, beginning of period            260              2,000
                                 -------------     --------------
    Cash, end of period          $   166,957        $       260
                                 -------------     --------------

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

On July 1, 2014, the Company issued 15,500,000 shares to Nicholas Agar at 0.0005 per share for $7,750.

On July 1, 2014, the Company issued 12,000,000 shares to Jireh Wong at 0.0005 per share for $6,000.

On July 14, 2014, the Company issued 300,000 shares to Kwok-Kwong, Tam at 0.10 per share for $30,000.

On July 15, 2014, the Company issued 250,000 shares to Linda Eunjung Lee at 0.10 per share for $25,000

On July 18, 2014, the Company issued 250,000 shares to Antonio Correale at 0.10 per share for $25,000

On July 28, 2014, the Company issued 500,000 shares to Vittas HOlding, Inc. at 0.10 per share for $50,000.

On July 31, 2014, the Company issued 250,000 shares to Gurmukh Sehmbi at 0.10 per share for $25,000

On September 12, 2014, the Company issued 250,000 shares to Surhraj Klair at 0.10 per share for $25,000

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of September 30, 2014.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $70,906 as of September 30, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

On September 27, 2013, the Company issued 2,500,000 shares of its common stock to Nicolas Agar at par for $250.

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

	The Company has sustained a net loss of $28,301 for the nine months ended September 30, 2014, resulting in an accumulated deficit of $70,906 as of September 30, 2014.

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

     As of September 30, 2014, the Company has not generated revenues and has no income or cash flows from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company.

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

On September 26, 2013, the Company issued 2,500,000 shares to
Nicholas Agar at par for $250.

On July 1, 2014, the Company issued 15,500,000 shares to Nicholas Agar at 0.0005 per share for $7,750.

On July 1, 2014, the Company issued 12,000,000 shares to Jireh Wong at 0.0005 per share for $6,000.

On July 14, 2014, the Company issued 300,000 shares to Kwok-Kwong, Tam at 0.10 per share for $30,000.

On July 15, 2014, the Company issued 250,000 shares to Linda Eunjung Lee at 0.10 per share for $25,000

On July 18, 2014, the Company issued 250,000 shares to Antonio Correale at 0.10 per share for $25,000

On July 28, 2014, the Company issued 500,000 shares to Vittas HOlding, Inc. at 0.10 per share for $50,000.

On July 31, 2014, the Company issued 250,000 shares to Gurmukh Sehmbi at 0.10 per share for $25,000

On September 12, 2014, the Company issued 250,000 shares to Surhraj Klair at 0.10 per share for $25,000



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

Dated:   April 17, 2015